Form 10-Q
period 2004-06-30
Reef Global Energy III, L.P.
filed 2004-08-24
CIK 1300852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

Commission File Number: 333-93399-03

REEF GLOBAL ENERGY III, L.P.

(Exact name of registrant as specified in its charter)

Nevada	20-0487245
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

1901 N. Central Expressway, Suite 300 Richardson, Texas 75080	(972) 437-6792
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Reef Global Energy III, L.P.

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Reef Global Energy III, L.P.

Condensed Balance Sheet

(unaudited)

June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$2,047,353
Accrued interest receivable	29
Total current assets	2,047,382

Property and equipment:
Oil and gas properties, full cost method of accounting	124,623
Net property and equipment	124,623

Total assets	$2,172,005

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$1,829
Accounts payable to affiliates	148,094
Total current liabilities	149,923

Partners’ equity:
General partners	1,056,366
Limited partners	1,073,234
Less: subscriptions receivable from managing general partner	(107,518)
Total partners’ equity	2,022,082

Total liabilities and partners’ equity	$2,172,005

See accompanying notes

Reef Global Energy III, L.P.

Condensed Statement of Operations

(unaudited)

Period from inception (April 29, 2004) to June 30, 2004
Revenues:
Interest income	$4,404
Total revenues	4,404

Costs and expenses:
General and administrative	51,489
Total costs and expenses	51,489

Net loss	$(47,085)

Net loss per managing general partner unit	$(37)
Net loss per additional general partner unit	$(390)
Net loss per limited partner unit	$(399)

See accompanying notes

Reef Global Energy III, L.P.

Condensed Statement of Cash Flows

(unaudited)

Period from inception (April 29, 2004) to June 30, 2004
Operating Activities
Net loss	$(47,085)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts receivable	(29)
Accounts payable	1,294
Accounts payable to affiliates	24,006
Net cash used in operating activities	(21,814)

Financing Activities
Partner capital contributions, net of syndication costs	2,069,167
Net cash provided by financing activities	2,069,167

Net increase in cash and cash equivalents	2,047,353
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$2,047,353

See accompanying notes

Reef Global Energy III, L.P.

Notes to Condensed Financial Statements

June 30, 2004

1.  Organization and Basis of Presentation

Reef Global Energy III, L.P. (the “Partnership”) is the third in a series of up to ten Nevada limited partnerships to be formed comprising a program called Reef Global Energy Ventures (the “Program”), pursuant to an S-1 Registration Statement declared effective May 31, 2001. In order to be formed, each partnership is required to sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. A maximum of 500 units will be sold in each partnership, consisting of a maximum of 375 limited partner units and 125 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Program filed a prospectus supplement describing the Partnership with the Securities and Exchange Commission on December 15, 2003, and commenced the offering of units in the Partnership. Upon reaching the minimum subscription level of 50 units, the Partnership was formed on April 29, 2004.

Reef Global Energy III, L.P. is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Partners LLC (“Reef Partners”) serves as its managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The Partnership intends to acquire offshore and onshore interests in oil and gas properties which may be located in the United States, the Gulf of Mexico and the North Sea in which major or independent oil companies also have interests. The Partnership will generally purchase less than a majority interest in the properties acquired and be a non-operator working interest owner. The Partnership expects to purchase interests in both exploratory and developmental drilling projects located onshore and offshore. Presently, the Partnership is continuing its formation period and continues to offer units for sale to investors. Partnership activities consist of reviewing potential prospects, the purchase of leasehold interests on projects selected for inclusion in the Partnership, and initial drilling activity. The Partnership offering period will terminate on September 30, 2004, unless the managing general partner elects to terminate the offering at an earlier date.

During the year following completion of the drilling phase of the Partnership, all additional general partner units purchased by investors will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, participation in distributions, profits, losses, costs and revenues is as follows:

Item:	Managing General Partner	Investor Partners
Revenues	15.45%	84.55%
Operating costs	15.45%	84.55%
Direct and administrative costs	15.45%	84.55%
Leasehold, drilling, and completion costs	5.95%	94.05%
Cash distributions	15.45%	84.55%

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by accounting principles generally accepted in the United States. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. Because the future results of the Partnership are dependent upon the success of drilling operations which will occur during the next fifteen months, the results for the second quarter cannot necessarily be used to project results for the full year.

2.  Summary of Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with maturity dates of no more than three months from the purchase date to be cash equivalents. Cash and cash equivalents consist of demand deposits and money market investments invested with a major national bank. The carrying value of the Partnership’s cash equivalents approximates fair value.

Risks and Uncertainties

Historically, the oil and gas market has experienced significant price fluctuations. Prices are significantly impacted by local weather, supply in the area, availability and price of competitive fuels, seasonal variations in local demand, limited transportation capacity to other regions, and the worldwide supply and demand balance for crude oil.

The Partnership will not engage in commodity futures trading or hedging activities and will not enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations

Segment Reporting

Oil and gas activities comprise the Partnership’s sole business segment.

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements. Syndication costs represent costs incurred in conjunction with the offering of Partnership units. These costs, totaling $306,323 as of June 30, 2004, are recorded as a reduction of the proceeds of the offering.

Oil and Gas Properties

The Partnership will follow the full cost method of accounting for its oil and gas properties. Under the full cost method, all costs incurred in connection with the acquisition of oil and gas properties and exploration and development of oil and gas reserves are capitalized when incurred. Costs include lease acquisition, property acquisition, geological and geophysical costs, the cost of drilling both productive and non-productive wells, and overhead associated directly with exploration and land acquisition activities. All capitalized costs plus the undiscounted estimated future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves. Gas is converted to equivalent barrels at a rate of 6 Mcf to 1 Bbl.

Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved reserves. Estimated future net revenues are calculated using prices and costs in effect at period end. Prices are held constant without future escalation unless contractual arrangements provide otherwise. If net capitalized costs exceed discounted future net revenues, the excess is charged to expense as impairment of oil and gas properties. The impairment calculation is performed quarterly. The Partnership held no productive oil and gas assets requiring this calculation as of June 30, 2004.

Recognition of Revenue

The Partnership expects to enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue will be recognized based upon the Partnership’s share of metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording gas imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be recorded in the financial statements. As of June 30, 2004, the Partnership had no oil and gas production, and therefore had no gas imbalances.

Income Taxes

The Partnership net income or loss flows directly through to its partners, who are responsible for the payment of federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

The following is a reconciliation of the loss reported in the financial statements to taxable income:

Financial statement loss	$(47,085)
Organization costs deferred for tax reporting	50,000
Taxable income	$2,915

3.  Transactions with Affiliates

The Partnership has no employees. Reef Exploration, Inc. (“Reef Exploration”), an affiliate of Reef Partners, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses Reef Exploration for direct and administrative services at cost. During the period from inception (April 29, 2004) to June 30, 2004, the Partnership incurred no technical services or administrative costs.

During the Partnership formation period, all costs of organization are borne directly by Reef Partners out of the 15% management fee received by Reef Partners from investor capital contributions. Therefore, there are no direct charges included in the financial statements at June 30, 2004.

The Partnership has a receivable from Reef Partners at June 30, 2004 related to its pending capital contribution. The balance due consists of $106,272 for the purchase of Partnership units and $1,246 for the obligation to pay 1% of all leasehold, drilling, and completion costs. Reef Partners paid these two balances during July 2004. This $107,518 affiliate receivable is netted against total partners’ equity on the accompanying balance sheet.

 Accounts payable to affiliates includes $24,006, representing the portion of the 15% management fee which had not been paid to Reef Partners as of June 30, 2004, and $124,088 due Reef Partners as reimbursement of the Challenger Fees (see Note 5). All payables to affiliates were paid during July 2004.

Reef Partners will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the period from inception (April 29, 2004) to June 30, 2004, the Partnership did not incur any fees for accounting services and administrative costs.

If an affiliate of Reef Partners serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees not exceeding the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well for operations, field supervision, accounting, engineering, management and general and administrative expenses. The Partnership has no properties operated by any of Reef Partners’ affiliates as of June 30, 2004.

As the managing general partner, Reef Partners or one of its affiliates may provide oil field or other services, equipment or supplies to the Partnership. If Reef Partners or one of its affiliates provides such services, equipment or supplies as part of its ordinary business, the compensation, price or rental for such services, equipment and supplies provided to the Partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the Partnership. If Reef Partners or one of its affiliates is not engaged in the business as set forth above, the compensation, price or rental will be the cost of the services, equipment or supplies to each entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services for which Reef Partners or one of its affiliates is to receive compensation will be embodied in a written contract that precisely describes the services to be rendered and all compensation to be paid. During the period from inception (April 29, 2004) to June 30, 2004, there were no such services rendered to the Partnership by Reef Partners or any of its affiliates.

4.  Major Customers

The Partnership will sell oil and natural gas on credit terms to refiners, pipelines, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of June 30, 2004, the Partnership had no oil and gas production and, therefore, had no customers.

5.  Commitments and Contingencies

On December 3, 2003, and effective as of December 1, 2003, Reef Partners, the Partnership’s managing general partner, entered into two agreements (the “CMI Agreements”) with Challenger Minerals, Inc. (“CMI”), a subsidiary of Global Santa Fe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions.  The first of the agreements (the “New Gulf Agreement”) amended certain provisions of Reef Partners’ October 2001 agreement with CMI (the “Original Agreement”).  The Original Agreement provided, among other things, that CMI would present a minimum of 50 prospects in the Gulf of Mexico region to Reef Partners, and that Reef Partners would have the option to purchase up to 12.5% in any Gulf of Mexico exploration project or developmental project made available to Reef Partners’ for purchase.  Under the New Gulf Agreement, CMI will continue to present Reef Partners with a minimum of 50 Gulf of Mexico prospects per year, which Reef Partners is under no obligation to purchase. Reef Partners pays CMI $300,000 per year (the “CMI Gulf Fee”) for the geological and geophysical services provided by CMI under the New Gulf Agreement, which is a $75,000 reduction in the CMI fee charged under the Original Agreement.  The New Gulf Agreement amends the Original Agreement for the period between January 31, 2004 and January 31, 2005, by reducing Reef Partners’ participation interest in Gulf of Mexico exploration projects from 12.5% to 7.5%.

As an inducement to the relinquishment of this 5% participation interest, CMI agreed to enter into a new screening program for prospects in the North Sea region pursuant to a second agreement (the “North Sea Agreement”). Pursuant to the terms of the North Sea Agreement, for the period between December 1, 2003 and November 30, 2006, Reef Partners may acquire up to 5% of the interest made available to CMI in all offshore prospects located in the North Sea region that are identified and initially reviewed by CMI during the term of the North Sea Agreement.  Reef Partners will pay CMI a fee of $75,000 per year, or a total of $225,000 over the three-year term (the “CMI North Sea Fee” and together with the CMI Gulf Fee, the “Fees”) under the North Sea Agreement.  CMI is not obligated to present Reef Partners with a specific number of prospects under the North Sea Agreement, and under certain circumstances further described in the North Sea Agreement, Reef Partners may be excluded from participation in certain prospects.

Projects approved for acquisition by Reef Partners under both CMI Agreements will be assigned to the Partnership as well as other limited partnerships formed as part of the Program. Based upon initial estimates prepared by Reef Partners, each partnership in the Program will reimburse Reef Partners an amount equal to 5% of the gross capital contributions made to such partnership. The amount of the Fees to be reimbursed to Reef Partners by the Partnership, based upon capital contributions as of June 30, 2004, is $124,088. The Fees have been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties, with an offsetting payable to Reef Partners. The ultimate amount that will be reimbursable to Reef Partners will not be known until the Partnership’s formation period closes.  If at the conclusion of the offering of interests in all partnerships formed as part of the Program, it is determined that the Partnership has paid more than its pro-rata share of the Fees, Reef Partners will refund the portion overpaid. However, in the event it is determined that the

Partnership has paid less than its pro-rata share of the Fees, no additional payment will be made by the Partnership and the un-reimbursed costs will be paid by Reef Partners.

The Partnership is not currently involved in any legal proceedings.

6.  Partnership Equity

Sale of Partnership units began on December 15, 2003. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units. The Partnership was formed on April 29, 2004 and the sale of Partnership units continues. As of June 30, 2004, the Partnership has raised $2,375,490 from the sale of 118.7745 Partnership units. In addition, Reef Partners has an obligation to purchase 6.25129 units and to contribute 1% of leasehold, drilling, and completion costs. This obligation totals $107,518 at June 30, 2004.  A summary of partnership capital is as follows:

•                  Sixty-two limited partners have purchased 63.049007 units totaling $1,260,980

•                  Forty-two general partners have purchased 55.725500 units totaling $1,114,510

•                  Reef Partners has obligations to purchase 6.251290 units totaling $106,272

•                  Reef Partners has additional capital obligations of $1,246 representing 1% of leasehold, drilling, and completion costs incurred as of June 30, 2004, as required by the Partnership Agreement.

The capital listed above includes the $107,518 capital obligation attributable to Reef Partners as described in Note 3 above. This amount has been netted from partners’ equity on the accompanying balance sheet.

All units except those purchased by Reef Partners pay a 15% management fee to Reef Partners to cover the Partnership organization and offering costs, including sales commissions. As of June 30, 2004, these costs total $356,323, leaving capital of $2,126,685 available for Partnership oil and gas activities. Of the $356,323, syndication costs were $306,323 and organization costs were $50,000. The ultimate amount of funds available to conduct oil and gas activities will not be known until the offering of units in the Partnership expires or is terminated. Under Nevada law, partners purchasing additional general partner units have unlimited liability for obligations and liabilities which arise from Partnership operations. Additional limited partners have limited liability which cannot exceed the amount of their partnership capital contribution.

Reef Partners will exclusively manage and control all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the period from inception (April 29, 2004) to June 30, 2004 is detailed below:

Period from inception (April 29, 2004) to June 30, 2004

Type of unit	Number of units	Net loss	Net loss per unit
Managing general partner units	6.251290	$(230)	$(37)

Additional general partner units	55.72550	(21,714)	(390)

Limited partner units	63.049007	(25,141)	(399)

Total	125.025797	$(47,085)

7.  Partnership Projects

As of June 30, 2004, the Partnership has committed funds to two developmental projects. Information concerning the Partnership’s working and net revenue interest and the estimated cost of these projects to the Partnership is set forth below. The costs shown are estimated third party costs and do not include the management fee, an allocation of the Challenger Fees nor any direct and administrative costs of Reef Exploration personnel. Third party costs may be revised at the time the projects are ready to drill and the project operators issue formal AFE’s (Authority for Expenditure). The total number of projects the Partnership will be able to participate in will not be known until the Partnership offering period closes and the total amount of funds available is fixed.

Project	Location	Working Interest	Net Revenue Interest	Estimated Cost	Status
Bayou Carlin	Louisiana	1.55% BPO 1.35% APO	1.11% BPO 0.97% APO	$243,000	Well is drilling
Mobile Block 961	Gulf of Mexico	12.5% BPO 10.0% APO	9.54% BPO 8.16% APO	$602,000	Projected drilling date October 2004
BPO – Before Payout		APO – After Payout

8. Subsequent Events

Subsequent to June 30, 2004, the Partnership committed funds to two additional developmental projects located in Galveston County, Texas and Reef Partners has entered into a letter of intent to acquire a third prospect, a portion of which will be assigned to the Partnership upon finalization of the purchase. Information concerning the Partnership’s working and net revenue interest and the estimated cost of these projects to the Partnership is set forth below. The costs shown are estimated third party costs and do not include the management fee, an allocation of the Challenger Fees nor any direct and administrative costs of Reef Exploration personnel. Third party costs may be revised at the time the projects are ready to drill and the project operators issue formal AFE’s (Authority for Expenditure).

Project	Location	Estimated Working Interest	Estimated Net Revenue Interest	Estimated Cost	Status
State of Texas #4	Texas	6.00%	4.59%	$429,000	Projected drilling date 4th Qtr 2004
HBR Tract 4 Unit #2	Texas	5.00%	3.80%	$358,000	Purchased project interest, expected drill date 4th Qtr 2004
Devon State of Texas #1	Texas	3.00%	2.44%	$441,000	In process of acquiring project interest, expected drill date 4th Qtr 2004 or 1st Qtr 2005

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion will assist you in understanding the Partnership’s financial position and results of operations. The information below should be read in conjunction with the condensed financial statements and the related notes to condensed financial statements.

This discussion contains both historical and forward-looking information. We assess risks and uncertainties about our business, strategy, and financial condition before we make any forward-looking statements, but we cannot guarantee that our assessment is accurate or that our goals and projections can or will be met. Statements concerning our strategy for acquiring prospects, estimating the number, type, and percentage interest in prospects we may acquire, estimated drilling and completion costs for prospects acquired, future uses of Partnership funds, and the state of the oil and gas industry are all forward-looking statements.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 1 to the Financial Statements for a complete list of significant accounting policies.

Oil and Gas Properties

The Partnership follows the full cost method of accounting for its oil and gas properties. Under this method, all costs incurred in connection with the acquisition of oil and gas properties and exploration and development of oil and gas reserves are capitalized when incurred. Costs include lease acquisition, property acquisition, geological and geophysical costs, the cost of drilling both productive and non-productive wells, and overhead associated directly with exploration and land acquisition activities. All capitalized costs plus the undiscounted estimated future development costs of proved reserves are depleted using the units-of-production method based upon total proved reserves. Gas is converted to equivalent barrels at a rate of 6 MCF to 1 BBL.

Net capitalized costs using the full cost method of accounting are limited to the estimated future net revenues, discounted at 10% per annum, from proved reserves.  Estimated future net revenues are calculated using prices and costs in effect at period end.  Prices and costs are held constant unless contractual arrangements provide otherwise. If net capitalized costs exceed discounted future net revenues, the excess is charged to expense as impairment of capital assets.  Impairment is assessed on a quarterly basis.

The estimate of proved oil and gas reserves used to determine capital asset impairment is prepared by an independent petroleum engineer utilizing the period end prices and costs as promulgated by the Securities and Exchange Commission (“SEC”). Reserve engineering is the subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered.

The determination of depreciation and depletion expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves. The Partnership utilizes an independent petroleum engineer to prepare an estimate of proved reserves which it uses to determine depreciation and depletion. This estimate of reserves does not use the non-escalated pricing and cost assumptions required by the SEC, but utilizes a forecast of oil and gas pricing and costs, which management determines to be reasonable, that may be higher or lower than the period end market prices. Depreciation and depletion is computed based upon the units-of production method. Gas is converted to equivalent barrels at a rate of 6 MCF to 1 BBL.

The Partnership will follow Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations”, for all productive oil and gas wells drilled by the Partnership. The statement requires the Partnership to estimate the discounted fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the straight-line method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded.

Derivative Instruments

Derivative financial instruments are sometimes used by entities in order to manage the price risk inherent in the oil and gas industry. Oil and gas commodity prices are subject to fluctuation based upon a variety of factors that are beyond our control.

The Partnership will not engage in commodity futures trading or hedging activities and will not enter into derivative financial instrument transactions for trading or other speculative purposes. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Liquidity and Capital Resources

Although the Partnership has been formed, it continues to raise capital. The Partnership will continue to accept new investors until the earlier of (i) September 30, 2004 or (ii) the managing general partner elects to terminate the offering. As of June 30, 2004, the Partnership had raised $2,375,490 from the sale of partnership units, and had total capital obligations of $2,483,008. Additional general partners contributed $1,114,510 for unit purchases, additional limited partners contributed $1,260,980 for unit purchases, and Reef Partners had obligations to contribute $106,272 for unit purchases and $1,246 for additional capital costs. Syndication costs of $306,323 and organization costs of $50,000 were also incurred during the period, leaving available cash of $2,126,685 for Partnership activities. The Partnership is actively evaluating projects and purchasing leasehold interests on projects selected for participation.

As of June 30, 2004, the Partnership has identified and committed funds to two developmental drilling projects. One of the projects is located onshore in Louisiana and the second is in United States waters in the Gulf of Mexico. Projected third party costs, based upon initial expenditure estimates, are $845,000 for these projects (see Note 7 to condensed financial statements). The Partnership has also committed $124,088 to be paid to Reef Partners as reimbursement of its portion of the Challenger Fees (see Note 5 to condensed financial statements). The Partnership has also expended $1,489 for general and administrative costs.  These committed and expended funds total $970,577. The Partnership Agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. The remaining Partnership funds, as well as additional funds raised prior to closing, will be allocated to additional projects (see Note 8 to financial statements).

Results of Operations

Because the Partnership was formed on April 29, 2004, there is no comparable information for the three month period ended June 30, 2003.

The Partnership incurred a net loss of $47,085 during the second quarter.  Organization costs totaled $50,000, and third party general and administrative costs totaled $1,489. These costs were offset by $4,404 in interest income earned by the Partnership. The Partnership expects general and administrative costs to increase as the Partnership begins drilling and operations. The primary components of general and administrative costs will be third party legal and accounting costs associated with financial statement preparation and required Securities and Exchange Commission filings, and direct and administrative costs provided by Reef Exploration.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Interest Rate Risk

The Partnership Agreement prohibits bank borrowings during the Partnership’s drilling phase of operations. However, to the extent that changes in interest rates affect general economic conditions, the Partnership will be affected by such changes.

Commodity Price Risk

The Partnership will not engage in commodity futures trading or hedging activities and will not enter into derivative financial instrument transactions for trading or other speculative purposes.  The Partnership expects to sell a vast majority of its production from successful oil and gas wells on a month-to-month basis at current spot market prices. Accordingly, the Partnership will be at risk for the volatility in commodity prices inherent in the oil and gas industry, and the level of commodity prices will have a significant impact on the Partnership’s results of operations.

Item 4.  Controls and Procedures

Based upon their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer, principal financial officer and principal accounting officer of the managing general partner of the Partnership have concluded that the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e)

under the Securities Exchange Act of 1934) are effective.  During our fiscal quarter ended June 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

10.1

Letter Agreement dated December 4, 2003 from Challenger Minerals, Inc. to Reef Partners LLC, regarding the amendment to the Reef/CMI Gulf of Mexico Joint Venture Agreement and the new Reef CMI North Sea Joint Venture Agreement (incorporated by reference to the Report on Form 8-K of Reef Global Energy Ventures dated August 13, 2004).

10.2

Letter Agreement dated December 4, 2003 from Challenger Minerals, Inc. to Reef Partners LLC regarding the Reef/CMI North Sea Joint Venture Agreement (incorporated by reference to the Report on Form 8-K of Reef Global Energy Ventures dated August 13, 2004).

10.3	Assignment and Assumption Agreement effective as of June 15, 2004 assigning interest in Mobile Block 961 Prospect from Reef Global Energy I, L.P. to Reef Global Energy III, L.P.

10.4	Assignment Agreement effective as of June 1, 2004 assigning interest in Bayou Carlin Prospect from Reef Partners LLC to Reef Global Energy III, L.P.

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REEF GLOBAL ENERGY III, L.P.

	By:	Reef Partners LLC,
Managing General Partner

Dated: August 24, 2004	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated: August 24, 2004	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
General Counsel and Chief Financial Officer
(Principal Financial and Accounting Officer)