Form 10-Q
period 2004-09-30
Reef Global Energy III, L.P.
filed 2004-11-22
CIK 1300852

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by ☒ whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by ☒ whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Reef Global Energy III, L.P.

i

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

Reef Global Energy III, L.P.

Condensed Balance Sheet

(unaudited)

Sept 30,
2004
Assets
Current assets:
Cash and cash equivalents	$6,019,013
Accrued interest receivable	38
Prepaid drilling costs	284,679
Total current assets	6,303,730

Property and equipment:
Oil and gas properties, full cost method of accounting	666,610
Net property and equipment	666,610

Total assets	$6,970,340

Liabilities and partners’ equity
Current liabilities:
Accounts payable	$120,823
Accounts payable to affiliates	798,574
Total current liabilities	919,397

Partners’ equity:
General partners	2,104,319
Limited partners	6,412,372
Less: subscriptions receivable from partners	(2,465,748)
Total partners’ equity	6,050,943

Total liabilities and partners’ equity	$6,970,340

See accompanying notes

Reef Global Energy III, L.P.

Condensed Statements of Operations

(unaudited)

	Three months ended September 30,	Period from inception (April 29, 2004) to September 30,
	2004	2004
Revenues:

Interest income	$12,639	$17,043
Total revenues	12,639	17,043

Costs and expenses:
General and administrative	3,961	55,450
Total costs and expenses	3,961	55,450

Net income (loss)	$8,678	$(38,407)

Net loss per managing general partner unit	$(16)	$(25)
Net income (loss) per additional general partner unit	$98	$(80)
Net loss per limited partner unit	$(8)	$(80)

See accompanying notes

Reef Global Energy III, L.P.

Condensed Statement of Cash Flows

(unaudited)

Period from inception (April 29, 2004) to September 30,
2004
Operating Activities
Net loss	$(38,407)
Adjustments to reconcile net loss to net cash provided by operating activities
Changes in operating assets and liabilities
Accrued interest receivable	(38)
Prepaid drilling costs	(284,679)
Accounts payable	120,823
Accounts payable to affiliates	264,401
Cash provided by operating activities	62,100

Investing Activity
Property acquisition and development	(132,437)
Cash used in investing activity	(132,437)

Financing Activity
Partner capital contributions, net of syndication costs	6,089,350
Cash provided by financing activity	6,089,350

Net increase in cash and cash equivalents	6,019,013
Cash and cash equivalents at inception (April 29, 2004)	—
Cash and cash equivalents at September 30, 2004	$6,019,013

See accompanying notes

Reef Global Energy III, L.P.

Notes to Interim Condensed Financial Statements (unaudited)

September 30, 2004

1.             Organization and Basis of Presentation

Reef Global Energy III, L.P. (the “Partnership”) is the third in a series of Nevada limited partnerships to be formed comprising a program called Reef Global Energy Ventures (the “Program”), pursuant to an S-1 Registration Statement declared effective by the Securities and Exchange Commission (the “SEC”) on May 31, 2001. In order to be formed, each partnership is required to sell a minimum of 50 partnership units at $20,000 per unit, including units purchased by the managing general partner. A maximum of 500 units will be sold in each partnership, consisting of a maximum of 375 limited partner units and 125 general partner units. Investor funds are held in escrow and are subject to reimbursement with interest if the minimum number of units is not sold. The Program filed a prospectus supplement with the SEC on December 15, 2003 describing the Partnership, and commenced offering units in the Partnership. Upon reaching the minimum subscription level of 50 units, the Partnership was formed on April 29, 2004.

Reef Global Energy III, L.P. is a Nevada limited partnership formed under the Nevada Revised Limited Partnership Act. Reef Partners LLC (“Reef Partners”) serves as the Partnership’s managing general partner. Partnership interests are held by the managing general partner and investor partners who are general and limited partners (“investor partners”). The Partnership intends to acquire offshore and onshore interests in oil and gas properties which may be located in the United States, the Gulf of Mexico and the North Sea in which major or independent oil companies also have interests. The Partnership will generally purchase less than a majority interest in the properties acquired and be a non-operator working interest owner. The Partnership expects to purchase interests in both exploratory and developmental drilling projects located onshore and offshore. Partnership activities consist of reviewing potential prospects, purchasing leasehold interests on projects selected for inclusion in the Partnership, and initial drilling activity. The Partnership offering period terminated on September 20, 2004.

During the year following completion of the drilling phase of the Partnership, all additional general partner units purchased by investors will be converted into limited partner units. Limited partners do not have any rights to convert their units to general partner units.

Under the terms of the partnership agreement, participation in distributions, profits, losses, costs and revenues is as follows:

	% Participation
Item	Managing General Partner	Investor Partners
Revenues	15.45%	84.55%
Operating costs	15.45%	84.55%
Direct and administrative costs	15.45%	84.55%
Leasehold, drilling, and completion costs	5.95%	94.05%
Cash distributions	15.45%	84.55%

The financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all disclosures required by accounting principles generally accepted in the United States. However, we have recorded all transactions and adjustments necessary to fairly present the financial statements included in this Form 10-Q. The adjustments are normal and recurring. Because the future results of the Partnership are dependent upon the success of drilling operations which will occur during the next twelve months, the results for the third quarter cannot necessarily be used to project results for the full year.

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

Organization and Syndication Costs

Organization and syndication costs total 15% of investor capital contributions, except for units purchased by the managing general partner, which are purchased net of the 15% cost. Partnership organization costs totaling $50,000 have been expensed in the financial statements. Syndication costs represent costs incurred in conjunction with the offering of Partnership units. These costs, totaling $1,375,000 as of September 30, 2004, are recorded as a reduction of the proceeds of the offering.

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

Net capitalized costs are limited to the estimated future net revenues, discounted at 10% per annum, from proved reserves. Estimated future net revenues are calculated using prices and costs in effect at period end. Prices and costs are held constant without future escalation unless contractual arrangements provide otherwise. If net capitalized costs exceed discounted future net revenues, the excess is charged to expense as impairment of oil and gas properties. The impairment calculation is performed quarterly. The Partnership held no productive oil and gas assets requiring this calculation as of September 30, 2004.

Recognition of Revenue

The Partnership expects to enter into sales contracts for disposition of its share of oil and gas production from productive wells. Revenue will be recognized based upon the Partnership’s share of metered volumes delivered to those purchasers each month.

Gas imbalances sometimes occur when certain working interest parties do not take their entitled share of gas production. The Partnership will utilize the sales method of accounting for recording gas imbalances. Under this method, the Partnership records as revenue all gas delivered for its account. Any significant over or under balanced gas positions will be recorded in the financial statements. As of September 30, 2004, the Partnership had no oil and gas production, and, therefore, had no gas imbalances.

Income Taxes

The Partnership’s net income or loss flows directly through to its partners, who are responsible for the payment of federal taxes on their respective share of any income or loss. Therefore, there is no provision for federal income taxes in the accompanying financial statements.

The following is a reconciliation of the loss reported in the financial statements to taxable income:

Financial statement loss	$(38,407)
Organization costs deferred for tax reporting	50,000
Taxable income	$11,593

3.             Transactions with Affiliates

The Partnership has no employees. Reef Exploration, Inc. (“Reef Exploration”), an affiliate of Reef Partners, employs a staff including geologists, petroleum engineers, landmen, and accounting personnel who administer all of the Partnership’s operations. The Partnership reimburses Reef Exploration for direct and administrative services at cost. During the period from inception (April 29, 2004) to September 30, 2004, the Partnership incurred technical services and administrative costs totaling $1,421.

During the Partnership formation period, all costs of organization were borne directly by Reef Partners out of the 15% management fee received by Reef Partners from investor capital contributions. Therefore, there are no direct charges included in the financial statements at September 30, 2004.

The Partnership has a receivable from Reef Partners at September 30, 2004 related to its capital contribution. The balance due consists of $318,728 for the purchase of Partnership units and $3,852 for the obligation to pay 1% of all leasehold, drilling, and completion costs. Reef Partners paid the $318,728 during November 2004. This $322,580 affiliate receivable is netted against total partners’ equity on the accompanying balance sheet.

The Partnership has accounts receivable from ten general and twenty-three limited partners related to their capital contributions as of September 30, 2004. The balance due consists of $87,500 for the purchase of 4.375 general partner units and $2,055,668 for the purchase of 102.7834 limited partner units. These receivables are netted against total partners' equity on the accompanying balance sheet. Reef Partners held this balance on the closing date. The balance includes $630,087 received from investors for investment in the Partnership through IRA accounts, and $1,513,081 received from investors for investment in the Partnership through non-IRA accounts. The $1,513,081 was transferred to the Partnership subsequent to September 30, 2004.  However, an administrative requirement governing these particular IRA accounts required Reef Partners to direct the $630,087 to the authorized IRA custodians for these investors. After processing, the IRA custodians direct the funds to the Partnership's escrow account. To date, the Partnership has received $224,087 from the various IRA custodians, and expects to receive the remaining balance due during the fourth quarter of 2004.

Accounts payable to affiliates includes $264,401, representing the portion of the 15% management fee which had not been paid to Reef Partners as of September 30, 2004, $372,162 due Reef Partners as reimbursement of the

3.             Transactions with Affiliates (continued)

Challenger Fees (see Note 5), $1,421 due Reef Exploration for costs of technical and administrative personnel, and $160,590 due Reef Exploration for reimbursement of third party drilling costs paid by Reef Exploration. All payables to affiliates will be paid in full during the fourth quarter of 2004.

Reef Partners will be reimbursed for direct costs and all documented out-of-pocket expenses incurred on behalf of the Partnership, including administrative costs. During the period from inception (April 29, 2004) to September 30, 2004, the Partnership did not incur any fees for accounting services and administrative costs.

If an affiliate of Reef Partners serves as operator of a Partnership prospect, then operator fees will be payable to the affiliate. Under such circumstances, such affiliate will receive fees not exceeding the competitive rate in the area during the drilling and production phase of operations. Often these are charged as a monthly fee per well for operations, field supervision, accounting, engineering, management and general and administrative expenses. The Partnership had no properties operated by any of Reef Partners’ affiliates as of September 30, 2004.

As the managing general partner, Reef Partners or one of its affiliates may provide oil field or other services, equipment or supplies to the Partnership. If Reef Partners or one of its affiliates provides such services, equipment or supplies as part of its ordinary business, the compensation, price or rental for such services, equipment and supplies provided to the Partnership will be at prices competitive with those charged by others in the geographical area of operations that reasonably could be available to the Partnership. If Reef Partners or one of its affiliates is not engaged in the business as set forth above, the compensation, price or rental will be the cost of the services, equipment or supplies to each entity, or the competitive rate that could be obtained in the area, whichever is less. Any such services, equipment or supplies for which Reef Partners or one of its affiliates is to receive compensation will be embodied in a written contract that precisely describes the services, equipment or supplies to be rendered and all compensation to be paid. During the period from inception (April 29, 2004) to September 30, 2004, there were no such services, equipment or supplies rendered to the Partnership by Reef Partners or any of its affiliates.

4.             Major Customers

The Partnership will sell oil and natural gas on credit terms to refiners, pipelines, and other users of petroleum commodities. Revenues will be received directly from these parties or, in certain circumstances, paid to the operator of the property who disburses to the Partnership its percentage share of the revenues. As of September 30, 2004, the Partnership had no oil and gas production and, therefore, had no customers.

5.             Commitments and Contingencies

On December 3, 2003, and effective as of December 1, 2003, Reef Partners, the Partnership’s managing general partner, entered into two agreements (the “CMI Agreements”) with Challenger Minerals, Inc. (“CMI”), a subsidiary of Global Santa Fe Corporation and a screener of oil and gas prospects in the Gulf of Mexico and North Sea regions.  The first of the agreements (the “New Gulf Agreement”) amended certain provisions of Reef Partners’ October 2001 agreement with CMI (the “Original Agreement”).  The Original Agreement provided, among other things, that CMI would present a minimum of 50 prospects in the Gulf of Mexico region to Reef Partners, and that Reef Partners would have the option to purchase up to 12.5% in any Gulf of Mexico exploration project or developmental project made available to Reef Partners for purchase.  Under the New Gulf Agreement, CMI will continue to present Reef Partners with a minimum of 50 Gulf of Mexico prospects per year, which Reef Partners is under no obligation to purchase. Reef Partners pays CMI $300,000 per year (the “CMI Gulf Fee”) for the geological and geophysical services provided by CMI under the New Gulf Agreement, which is a $75,000 reduction in the CMI fee charged under the Original Agreement.  The New Gulf Agreement amends the Original Agreement for the period between January 31, 2004 and January 31, 2005, by reducing Reef Partners’ participation interest in Gulf of Mexico exploration projects from 12.5% to 7.5%.

As an inducement to the relinquishment of this 5% participation interest, CMI agreed to enter into a new screening program for prospects in the North Sea region pursuant to a second agreement (the “North Sea Agreement”). Pursuant to the terms of the North Sea Agreement, for the period between December 1, 2003 and November 30, 2006, Reef Partners may acquire up to 5% of the interest made available to CMI in all offshore prospects located in the North Sea region that are identified and initially reviewed by CMI during the term of the North Sea Agreement.  Reef Partners will pay CMI a fee of $75,000 per year, or a total of $225,000 over the three-year term (the “CMI

5.             Commitments and Contingencies (continued)

North Sea Fee” and together with the CMI Gulf Fee, the “Challenger Fees”) under the North Sea Agreement.  CMI is not obligated to present Reef Partners with a specific number of prospects under the North Sea Agreement, and under certain circumstances further described in the North Sea Agreement, Reef Partners may be excluded from participation in certain prospects.

Projects approved for acquisition by Reef Partners under both CMI Agreements will be assigned to the Partnership as well as other limited partnerships formed as part of the Program. Based upon initial estimates prepared by Reef Partners, each partnership in the Program will reimburse Reef Partners an amount equal to 5% of the gross capital contributions made to such partnership. The amount of the Challenger Fees to be reimbursed to Reef Partners by the Partnership, based upon final capital contributions as of September 30, 2004, is $496,250. The Challenger Fees have been capitalized as geological and geophysical costs in accordance with the full cost method of accounting for oil and gas properties, with an offsetting payable to Reef Partners. The September 30, 2004 payable to Reef Partners totaled $372,162, and was paid during November 2004. Total fees reimbursed to Reef Partners by the global ventures partnerships will not exceed the fees paid by Reef Partners under the terms of the CMI agreements. If, at the conclusion of the offering of interests in all partnerships formed as part of the Program, it is determined that the Partnership has paid more than its pro-rata share of the Challenger Fees, Reef Partners will refund the portion overpaid. However, in the event it is determined that the Partnership has paid less than its pro-rata share of the Challenger Fees, no additional payment will be made by the Partnership and the un-reimbursed costs will be paid by Reef Partners.

The Partnership is not currently involved in any legal proceedings.

6.             Partnership Equity

Sale of Partnership units began on December 15, 2003. Proceeds received were placed into an interest bearing escrow account until the Partnership reached the minimum subscription level of 50 units. The Partnership was formed on April 29, 2004, and the sale of Partnership units was terminated on September 20, 2004. The Partnership raised $9,500,000 from the sale of 475 Partnership units. Reef Partners has an obligation to purchase a total of 25 units and to contribute 1% of leasehold, drilling, and completion costs. The unpaid portion of this obligation totaled $322,580 at September 30, 2004.  A summary of Partnership capital at September 30, 2004 is as follows:

•      163 investors have purchased limited partner units. At September 30, 2004, $5,087,594 had been received from these investors.

•      117 investors have purchased general partner units. At September 30, 2004, $2,375,510 had been received from these investors.

•      The totals above include the general partner unit purchased by Reef Partners for $17,000 and the 5.251290 limited partner units purchased by Reef Partners for $89,272.

•      Additionally, in the third fiscal quarter of 2004, Reef Partners made an additional capital contribution of $1,246 representing 1% of leasehold, drilling, and completion costs incurred as of June 30, 2004, as required by the Partnership Agreement.

The capital listed above excludes the $322,580 capital obligation attributable to Reef Partners and the $2,143,168 capital obligation attributable to the investor partners as described in Note 3 above. These amounts have been netted from partners’ equity on the accompanying balance sheet.

All units except those purchased by Reef Partners pay a 15% management fee to Reef Partners to cover the Partnership organization and offering costs, including sales commissions. These costs total $1,425,000, leaving capital of $8,505,098 available for Partnership oil and gas activities. Of the $1,425,000, syndication costs were $1,375,000 and organization costs were $50,000.  Under Nevada law, partners purchasing additional general partner units have unlimited liability for obligations and liabilities which arise from Partnership operations. Additional limited partners have limited liability that cannot exceed the amount of their partnership capital contribution.

Reef Partners will exclusively manage and control all aspects of the business of the Partnership. The Partnership agreement prohibits participation by investor partners in the Partnership’s day-to-day business decisions.

6.             Partnership Equity (continued)

Information regarding the number of units outstanding and the net loss per type of Partnership unit for the quarter ended September 30, 2004 and for the period from inception (April 29, 2004) to September 30, 2004 is detailed below:

Type of unit	Number of units	Net income (loss) for 3 months ended September 30, 2004	Net income (loss) per unit for 3 months ended September 30, 2004	Net loss for period from inception (April 29, 2004) to September 30, 2004	Net (loss) per unit for period from inception (April 29, 2004) to September 30, 2004
Managing general partner units	25.0000	$(397)	$(16)	$(627)	$(25)
Additional general partner units	122.3005	11,987	98	(9,727)	(80)
Limited partner units	352.6995	(2,912)	(8)	(28,053)	(80)
Total	500.0000	$8,678		$(38,407)

7.             Partnership Projects

As of September 30, 2004, the Partnership has committed funds to four developmental projects and one exploration project. Information concerning the Partnership’s working and net revenue interest and the estimated cost of these projects to the Partnership is set forth below. The costs shown are estimated third party costs and do not include the management fee, an allocation of the Challenger Fees nor any direct and administrative costs of Reef Exploration personnel. Third party costs may be revised at the time the projects are ready to drill and the project operators issue formal AFE’s (Authority for Expenditure). Subsequent to September 30, 2004, the Partnership committed its remaining funds as described below in Note 8.

Project	Location	Working Interest	Estimated Net Revenue Interest	Estimated Cost	Status
Bayou Carlin	Louisiana	1.55% BPO	1.11% BPO	$272,000	Well has been completed and
		1.35% APO	0.97 % APO		is awaiting pipeline
					connection
Mobile Block 961	Gulf of Mexico	12.5%	9.54%	$601,000	Dry Hole
Halls Bayou Ranch Tr 4 #2	Texas	10.00%	7.58%	$691,000	Well spud date November 11, 2004
State of Texas #4	Texas	6.00%	4.58%	$540,000	Expected drill date April 2005
Devon State of Texas #1	Texas	3.00%	2.44%	$465,000	In process of acquiring project interest, expected drill date September 2005

BPO – Before Payout

APO – After Payout

8.             Subsequent Events

Subsequent to September 30, 2004, the Partnership committed funds to six additional developmental projects and two exploration projects. In addition, the Partnership purchased a royalty interest in a producing field with four current productive wells. Three new wells will be drilled in this field by the Partnership, and the Partnership will have both a working interest and a royalty interest in these three wells. Information concerning the Partnership’s working and net revenue interest and the estimated cost of these projects to the Partnership is set forth below. The costs shown are estimated third party costs and do not include the management fee, an allocation of the Challenger Fees nor any direct and administrative costs of Reef Exploration personnel. Third party costs may be revised at the time the projects are ready to drill and the project operators issue formal AFE’s (Authority for Expenditure).

Project	Location	Estimated Working Interest	Estimated Net Revenue Interest	Estimated Cost	Status
St. Amelia	Louisiana	10.00%	7.50%	$360,000	In process of acquiring. Projected drilling date Feb 2005
S Little Cheniere	Louisiana	12.50%	8.87%	$324,000	In process of acquiring. Projected drilling date Dec 2004
Avondale Royalty Package	Louisiana	N/A	0.25%	$534,000	Purchased effective Oct 2004
Terpsichore	Louisiana	10.50%	7.87%	$408,000	In process of acquiring. Projected drilling date Jan 2005
Euterpe	Louisiana	6.25%	4.68%	$689,000	In process of acquiring. Projected drilling date Feb 2005
Dryades	Louisiana	13.00%	9.75%	$694,000	In process of acquiring. Projected drilling date Mar 2005
Hog Island	Texas	7.00%	5.04%	$692,000	In process of acquiring. Projected drilling date Feb 2005
Bayou Grand Cheniere	Louisiana	14.03%	10.52%	$696,000	In process of acquiring. Projected drilling date Feb 2005
Oakville	Texas	27.38%	20.53%	$747,000	In process of acquiring. Projected drilling date Feb 2005

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion will assist you in understanding the Partnership’s financial position and results of operations. The information below should be read in conjunction with the condensed financial statements and the related notes to the condensed financial statements.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and use assumptions that can affect the reporting of assets, liabilities, equity, revenues, and expenses. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We are also required to select among alternative acceptable accounting policies. See Note 2 to the condensed financial statements for a list of significant accounting policies.

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

Net capitalized costs using the full cost method of accounting are limited to the estimated future net revenues, discounted at 10% per annum, from proved reserves.   Estimated future net revenues are calculated using prices and costs in effect at period end.  Prices and costs are held constant without future escalation unless contractual arrangements provide otherwise. If net capitalized costs exceed discounted future net revenues, the excess is charged to expense as impairment of oil and gas properties.  Impairment is assessed on a quarterly basis.

The estimate of proved oil and gas reserves used to determine capital asset impairment is prepared by an independent petroleum engineer utilizing the period end prices and costs as promulgated by the SEC. Reserve engineering is the subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Accordingly, reserve estimates are often different from the quantities of oil and gas ultimately recovered.

The determination of depreciation and depletion expense recognized in the financial statements is also dependent upon the estimates of proved oil and gas reserves. The Partnership utilizes an independent petroleum engineer to prepare an estimate of proved reserves which it uses to determine depreciation and depletion. This estimate of reserves does not use the non-escalated pricing and cost assumptions required by the SEC, rather it utilizes a forecast of oil and gas pricing and costs, which management determines to be reasonable, but that may be higher or lower than the period end market prices. Depreciation and depletion is computed based upon the units-of-production method.

The Partnership will follow Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” for all productive oil and gas wells drilled by the Partnership. This statement requires the Partnership to estimate the discounted fair value of asset retirement obligations (dismantlement and abandonment of oil and gas wells and site restoration) in the period in which the asset is placed in service. The liability recognized is offset by a corresponding increase in the carrying value of the asset. Each period the liability is accreted to its net present value with a corresponding charge to accretion expense, and the additional asset cost is amortized using the straight-line method. Upon settlement of the obligation a gain or loss is recognized to the extent actual charges are less than or exceed the liability recorded.

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

Liquidity and Capital Resources

The Partnership’s offering period terminated September 20, 2004. The Partnership sold 475 units to outside investors at $20,000 per unit for a total of $9,500,000. The managing general partner has purchased 6.25129 units for $106,272 and contributed an additional $1,246, representing its 1% of leasehold, drilling, and completion costs through September 30, 2004.   The Partnership had a receivable from Reef Partners at September 30, 2004 related to its capital contribution. The balance due consisted of $318,728 for the purchase of Partnership units and $3,852 for the obligation to pay 1% of all leasehold, drilling, and completion costs. Reef Partners paid the $318,728 during November 2004. This $322,580 affiliate receivable is netted against total partners’ equity on the accompanying balance sheet.  In addition, the Partnership had accounts receivable from ten general and twenty-three limited partners related to their capital contributions as of September 30, 2004. The balance due consisted of $87,500 for the purchase of 4.375 general partner units and $2,055,668 for the purchase of 102.7834 limited partner units. These receivables are netted against total partners' equity on the accompanying balance sheet. Reef Partners held this balance on the closing date. The balance includes $630,087 received from investors for investment in the Partnership through IRA accounts, and $1,513,081 received from investors for investment in the Partnership through non-IRA accounts. The $1,513,081 was transferred to the Partnership subsequent to September 30, 2004.  However, an administrative requirement governing these particular IRA accounts required Reef

Partners to direct the $630,087 to the authorized IRA custodians for these investors. After processing, the IRA custodians direct the funds to the Partnership's escrow account. To date, the Partnership has received $224,087 from the various IRA custodians, and expects to receive the remaining balance due during the fourth quarter of 2004.

Upon receipt of all funds, the Partnership will have capital totaling $9,930,098. Syndication costs total $1,375,000 and organization costs total $50,000, leaving available cash of $8,505,098 for Partnership activities. Of this amount, $496,250 has been paid to the managing general partner as reimbursement of the Challenger Mineral fees as described in the notes to the condensed financial statements. The Partnership has committed its remaining funds to ten developmental projects, three exploration projects, a royalty acquisition package, and general and administrative costs during the drilling phase of Partnership operations.

As of September 30, 2004, none of the Partnership wells had completed drilling operations. Subsequent to September 30, 2004, the Mobile Block 961 developmental project was determined to be a dry hole. On October 18, 2004, the Bayou Carlin developmental well flow tested 6600 Mcf of gas and 360 Bbl of oil per day. The well is currently shut in pending completion of a pipeline connection, with first sales expected in January 2005.

Results of Operations

Because the Partnership was formed on April 29, 2004, there is no comparable information for the three month period ended September 30, 2003.

The Partnership had net income of $8,678 during the second quarter. The Partnership had $12,639 of interest income earned from investment of Partnership capital contributions, offset by $3,961 of general and administrative costs. The Partnership has earned $17,043 of interest income since inception. These funds are being held by the Partnership as a contingency during drilling operations. The Partnership expects general and administrative costs to increase as the Partnership begins drilling and operations. The primary components of general and administrative costs will be third party legal and accounting costs associated with financial statement preparation and required SEC filings, and direct and administrative costs provided by Reef Exploration.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

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

Item 4.    Controls and Procedures

Based upon their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, the principal executive officer and principal financial officer of the managing general partner of the Partnership have concluded that the Partnership’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) are effective.  During our fiscal quarter ended September 30, 2004, no change occurred in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

REEF GLOBAL ENERGY III, L.P.

		By:	Reef Partners LLC,
Managing General Partner

Dated:	November 22, 2004	By:	/s/ Michael J. Mauceli
Michael J. Mauceli
Manager and Member
(Principal Executive Officer)

Dated:	November 22, 2004	By:	/s/ Daniel C. Sibley
Daniel C. Sibley
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibits Index

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.